Form 10QSB
period 2001-06-30
GIZMO CO
filed 2002-01-07
CIK 1142806

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                                 FORM 10-QSB

                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the Quarter Ended June 30, 2001, Commission File Number 0-32901

                                 The Gizmo Company
                  ------------------------------------------------------------
                    (Exact name of Registrant as specified in its charter)

           Nevada                                   Will Be Applied For
 ---------------------                         ---------------------------
(State of Incorporation)               (I.R.S. Employer Indentification Number)

                            14 Pico Crescent, Thornhill, Ontario L4J 8P4
                     ----------------------------------------------------------
                   (address of principal executive offices) (Zip Code)

         Registrant's telephone number, including area code: (905) 731-0189

                  16 JULIA STREET, THORNHILL, ONTARIO L3T 4R9
               ---------------------------------------------------
       (Former name, address, or fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 			Yes 	     x 	No
				------------ 	------------
The total number of shares outstanding of the issuer's common shares, par value $ .001 as of the date of this report, follow:

		 1,000,000

 PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

THE GIZMO COMPANY
(A Development Stage Company)
INTERIM BALANCE SHEET
(UNAUDITED)
AS AT JUNE 30, 2001

ASSETS
CURRENT ASSETS
Cash                                                        $    -
                                                             -------

Total Current Assets                                             -
                                                             -------
OTHER - AT COST
Incorporation costs                                              545
                                                             -------

Total Other Assets                                               545
                                                              -------

TOTAL ASSETS                                                 $    545
                                                              =======
























The accompanying notes are an integral part of these financial statements.

THE GIZMO COMPANY
(A Development Stage Company)
INTERIM BALANCE SHEET
(UNAUDITED)
AS AT JUNE 30, 2001

LIABILITIES AND STOCKHOLDERS' EQUITY
LONG-TERM
Due to shareholder                                        $    -
                                                           -------

Total Long-Term Liabilities                                    -
                                                           -------

STOCKHOLDER EQUITY

SHARE CAPITAL
Preferred stock, authorized 5,000,000 shares par
 value $ .001 - none outstanding
Common stock, authorized 50,000,000 shares, par
 value $ .001, - issued and outstanding - 1,000,000          1,000

Deficit accumulated during the development stage              (455)
                                                            ------

Total Stockholders' Equity                                     545
                                                            ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $   545
                                                            ======




















The accompanying notes are an integral part of these financial statements. THE

THE GIZMO COMPANY
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
(UNAUDITED)
FROM INCEPTION(JUNE 4, 2001) TO JUNE 30, 2001

REVENUE                                                     $   -
                                                             ------
EXPENSES
Professional fees                                               -
Amortization                                                    -
Administrative expenses                                         455
                                                             ------

                                                                455
                                                             ------

NET INCOME(LOSS)                                            $  (455)
                                                             ======

Weighted Average Number of Shares
  Outstanding                                             1,000,000
                                                          =========

Loss per share                                             $(0.0005)
                                                            =======
































The accompanying notes are an integral part of these financial statements.

THE GIZMO COMPANY
(A Development Stage Company)
INTERIM STATEMENT OF CASH FLOWS
(UNAUDITED)
FROM INCEPTION(JUNE 4, 2001) TO JUNE 30, 2001


Cash Flows From Operating Activities
Net income(loss) for the period                            $  (455)
 Adjustments to reconcile net loss to net cash
 used in operating activities
 Stock issued for services                                     455
 Stock issued for incorporation costs                          545
Changes in assets and liabilities
 Increase in other assets                                     (545)
                                                            ------

                                                               455
                                                            ------

Net Cash Used in Operating Activities                           -
                                                            ------

Cash Flow From Financing Activities
Advances from a shareholder                                     -
Issuance of common stock                                        -
Discount on common stock                                        -
                                                            ------

Net Cash Provided By Financing Activities                       -
                                                            ------

Increase(decrease) in Cash                                      -

Cash and Cash Equivalents - Beginning of period                 -
                                                            ------

Cash and Cash Equivalents - End of period                  $    -
                                                            ======

Supplemental Cash Flow Information
 Interest Paid                                             $    -
                                                            ======
 Taxes Paid                                                $    -
                                                            ======








The accompanying notes are an integral part of these financial statements.

THE GIZMO COMPANY
(A Development Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
FROM INCEPTION(JUNE 4, 2001) TO JUNE 30, 2001



                                                     Deficit
                                                   Accumulated
                                       Additional    During
                      Common Stock      Paid-In    Development
                  Shares      Amount    Capital       Stage    Totals
Balance - June 4,
   2001              -       $   -     $   -        $   -     $   -

Stock issued for
 services        455,000         455       -            -         455

Stock issued for
 Incorporation
    costs        545,000         545       -            -         545

Net income(loss)
 for the period     -            -         -           (455)     (455)
                --------      -------   ------       ------    ------

Balances - June
 30, 2001      1,000,000     $ 1,000   $   -        $  (455)  $   545
               =========      ======    ======       ======    ======






















 The accompanying notes are an integral part of these financial statements.

THE GIZMO COMPANY
(A Development Stage Company)
Notes To Unaudited Interim Financial Statements
June 30, 2001

Note 1 - Organization and Summary of Significant Accounting Policies:

 Nature of Business

The Gizmo Company. (the "Company") was incorporated on June 4, 2001 under the laws of the State of Nevada. The Company's primary business operations are to and engage in the manufacture and distribution of home related security products and other security products. The Company is also searching for a viable entity upon which to merge and/or acquire. The Company intends on going public in order to raise the funds required in order to fulfill its business objectives.

The Company's fiscal year end is December 31,

Basis of Presentation - Development Stage Company

The Company has not earned any revenue from limited principal operations. Accordingly, the Company's activities have been accounted for as those of a Development Stage Enterprise' as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception. Basis of Accounting The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considered all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

THE GIZMO COMPANY
(A Development Stage Company)
Notes To Unaudited Interim Financial Statements
June 30, 2001


Note 1 - Organization and Summary of Significant Accounting Policies(cont'd)


Net earning (loss) per share

Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible preferred stock, in the weighted-average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities have been excluded from the computation, as their effect is anti-dilutive.

Fair Value of Financial Instruments

The carrying amount of advances for shareholders is considered to be representative of its respective fair value because of the short-term nature of these financial instruments.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse.

Note 2 - Capital Stock Transactions

The authorized capital common stock is 50,000,000 shares of common stock at $.001 par value. The Company has issued 1,000,000 of common stock of which 455,000 was issued for services rendered as administrative expenses and 545,000 was issued to reimburse for incorporation costs.

THE GIZMO COMPANY
(A Development Stage Company)
Notes To Unaudited Interim Financial Statements
June 30, 2001

Note 3 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company operations are in the development stage and the Company has generated no income.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

Item 2: Management's Discussion and Analysis or Plan Of Operation

Not applicable.


PART II - OTHER INFORMATION


Item 1: Legal Proceedings

There are no legal proceedings applicable.


Item 2: Changes in Securities and Use of Proceeds

Not Applicable

Item 3: Defaults upon Senior Securities

Not Applicable.

Item 4: Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5: OTHER INFORMATION

The registrant has changed its head office to 14 Pico Crescent, Thornhill, Ontario L4J 8P4 effective immediately.


 Item 6: Exhibits and Reports on Form 8-K

         Exhibit 11 - Computation of earnings per common share - see Statement
                      Of Operations

         Reports on Form 8-K - None

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

THE GIZMO COMPANY


 BY: /s/ MARVIN WINICK
         ----------------------------------
         Marvin Winick, Secretary/Treasurer

         Dated: January 4, 2002