Form 10QSB
period 2001-09-30
GIZMO CO
filed 2002-01-07
CIK 1142806

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                                 FORM 10-QSB

                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the Quarter Ended September 30, 2001, Commission File Number 0-32901

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

                                  N/A
               ---------------------------------------------------
       (Former name, address, or fiscal year if changed since last report)

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

		 1,000,000

 PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

THE GIZMO COMPANY
(A Development Stage Company)
INTERIM BALANCE SHEET
(UNAUDITED)
AS AT SEPTEMBER 30, 2001

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

THE GIZMO COMPANY
(A Development Stage Company)
INTERIM BALANCE SHEET
(UNAUDITED)
AS AT SEPTEMBER 30, 2001

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
                                                            ======




















The accompanying notes are an integral part of these financial statements. THE

THE GIZMO COMPANY
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
(UNAUDITED)
FROM INCEPTION(JUNE 4, 2001) TO SEPTEMBER 30, 2001

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

THE GIZMO COMPANY
(A Development Stage Company)
INTERIM STATEMENT OF CASH FLOWS
(UNAUDITED)
FROM INCEPTION(JUNE 4, 2001) TO SEPTEMBER 30, 2001


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

THE GIZMO COMPANY
(A Development Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
FROM INCEPTION(JUNE 4, 2001) TO SEPTEMBER 30, 2001



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

Balances - Sept
 30, 2001      1,000,000     $ 1,000   $   -        $  (455)  $   545
               =========      ======    ======       ======    ======






















 The accompanying notes are an integral part of these financial statements.

THE GIZMO COMPANY
(A Development Stage Company)
Notes To Unaudited Interim Financial Statements
September 30, 2001

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

THE GIZMO COMPANY
(A Development Stage Company)
Notes To Unaudited Interim Financial Statements
September 30, 2001


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

THE GIZMO COMPANY
(A Development Stage Company)
Notes To Unaudited Interim Financial Statements
September 30, 2001

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

None


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