Form 10QSB
period 2001-12-31
GIZMO CO
filed 2002-03-14
CIK 1142806

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                                 FORM 10-QSB

                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2001,
                              Commission File Number 0-32901

                                 The Gizmo Company
                  -----------------------------------------------------
     (Exact name of Registrant as specified in its charter)

           Nevada                                   Will Be Applied For
 ---------------------                         ------------------------
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

 			Yes 	     x 	                No
				------------ 	------------
The total number of shares outstanding of the issuer's common shares par value $ .001 as of the date of this report, follow:

		 1,000,000

 PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

THE GIZMO COMPANY
(A Development Stage Company)
INTERIM BALANCE SHEET
(UNAUDITED)
AS AT DECEMBER 31, 2001

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

THE GIZMO COMPANY
(A Development Stage Company)
INTERIM BALANCE SHEET
(UNAUDITED)
AS AT DECEMBER 31, 2001

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

THE GIZMO COMPANY
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
(UNAUDITED)
FROM INCEPTION(JUNE 4, 2001) TO DECEMBER 31, 2001

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

THE GIZMO COMPANY
(A Development Stage Company)
INTERIM STATEMENT OF CASH FLOWS
(UNAUDITED)
FROM INCEPTION(JUNE 4, 2001) TO DECEMBER 31, 2001


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

THE GIZMO COMPANY
(A Development Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
FROM INCEPTION(JUNE 4, 2001) TO DECEMBER 31, 2001



                                                     Deficit
                                                   Accumulated
                                       Additional    During
                      Common Stock      Paid-In    Development
                  Shares      Amount    Capital       Stage    Totals
Balance - June 4,
   2001              -       $   -     $   -        $   -     $   -

Stock issued for
 services        455,000         455       -            -         455

Stock issued for
 Incorporation
    costs        545,000         545       -            -         545

Net income(loss)
 for the period     -            -         -           (455)     (455)
                --------      -------   ------       ------    ------

Balances - Dec
 31, 2001      1,000,000     $ 1,000   $   -        $  (455)  $   545
               =========      ======    ======       ======    ======
















 The accompanying notes are an integral part of these financial statements.

THE GIZMO COMPANY
(A Development Stage Company)
Notes To Unaudited Interim Financial Statements
December 31, 2001

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

The Company's fiscal year end is May 31,

Basis of Presentation - Development Stage Company

The Company has not earned any revenue from limited principal operations. Accordingly, the Company's activities have been accounted for as those of a Development Stage Enterprise' as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception

Basis of Accounting

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

THE GIZMO COMPANY
(A Development Stage Company)
Notes To Unaudited Interim Financial Statements
December 31, 2001

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

NOTE 4 - RULE 419 REQUIREMENTS

     Rule 419 requires that offering proceeds be deposited into an escrow or trust account (the "Deposited Funds" and "Deposited Securities", respectively)governed by an agreement which contains certain terms and provisions specified by that rule. The Company may receive 10% of the escrowed funds for working capital. The remaining Deposited Funds and the Deposited Securities will be released to the Company and to the investors, respectively, only after the Company has met the following three basic conditions. First, the Company must execute an agreement for an acquisition meeting certain prescribed criteria. Second, the Company must file a post-effective amendment to its registration statement which includes the terms of a reconfirmation offer that must contain conditions prescribed by Rule 419. The post-effective amendment must also contain information regarding the acquisition candidate and its business, including audited financial statements. The agreement must include, as a condition precedent to its consummation, a requirement that the number of investors who contributed at least 80% of the offering proceeds must elect to reconfirm their investments. Third, the Company must conduct the reconfirmation offer and satisfy all of the prescribed conditions. The post-effective amendment must also include the terms of the reconfirmation offer mandated by Rule 419. After the Company submits a signed representation to the escrow agent that the requirements of Rule 419 have been met and after the acquisition is consummated, the escrow agent can release the Deposited Funds and Deposited Securities. Investors who do not reconfirm their investments will receive the return of a pro rata portion thereof; and in the event investors representing less than 80% of the Deposited Funds reconfirm their investments, the Deposited Funds will be returned to all the investors on a pro rata basis.

Item 2: Management's Discussion and Analysis or Plan Of Operation

Not applicable.


PART II - OTHER INFORMATION


Item 1: Legal Proceedings

There are no legal proceedings applicable.


Item 2: Changes in Securities and Use of Proceeds

Not Applicable

Item 3: Defaults upon Senior Securities

Not Applicable.

Item 4: Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5: OTHER INFORMATION

Effective December 2001, Mr. Jeffrey Friedman has resigned as a
President and Director of the Company. Mr. Geoffrey Clein was elected as President and became a director of the Company in December 2001.

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

         Dated: March 12, 2002