Form 10QSB
period 2003-03-31
GIZMO CO
filed 2003-05-14
CIK 1142806

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003, Commission File Number 0-32901


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

                          Interim Financial Statements

                                 March 31, 2003

                                The Gizmo Company
                         (A Development Stage Company)
                             INTERIM BALANCE SHEET
                                 MARCH 31, 2003
                                  (UNAUDITED)

                                                    MARCH 31,  DECEMBER 31,
                                                      2003        2002
                                                  (UNAUDITED)   (AUDITED)

ASSETS
Current Assets
Cash                                             $     -       $   -
                                                  --------      -------

Total Current Assets                                   -           -
                                                  --------      -------

Other Assets
Incorporation costs                                    -           -
                                                  --------      -------

Total Other Assets                                     -           -
                                                  --------      -------

TOTAL ASSETS                                     $     -     $     -
                                                  ========      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                 $     -     $     -
Advance from shareholder                               545          545
                                                  --------      -------

TOTAL CURRENT LIABILITIES                              545          545
                                                  --------      -------

Stockholders' Equity
Preferred stock, authorized 5,000,000 shares
 par value $ .001: none outstanding
Common stock, authorized 50,000,000 shares,
 par value $ .001, issued and outstanding
  - 1,000,000(December 31, 2002 - 1,000,000)        1,000        1,000
Deficit accumulated during the development stage   (1,545)      (1,545)
                                                 --------      -------

Total Stockholders' Equity                           (545)        (545)
                                                 --------      -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $    -      $      -
                                                 ========     ========

The accompanying notes are an integral part of these financial statements

                               The Gizmo Company
                         (A Development Stage Company)
                        INTERIM STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                  (UNAUDITED)


                                                  From           From
                           Three        Three   June 4, 2001 June 4, 2001
                           Months      Months   (Inception)   (Inception)
                      Ended Mar 31, Ended Mar 31, To Dec 31,  To March 31
                          2003        2002          2002        2003
                      (UNAUDITED)  (UNAUDITED)  (AUDITED)    (UNAUDITED)
INCOME                   $    -       $    -       $   -       $    -
                          -------      -------     ------        -------

OPERATING EXPENSES
Professional Fees             -            -           -            -
Amortization Expenses         -            -           -            -
Administrative Expenses       -            -      (1,545)        (1,545)
                          -------      -------    -------         ------

Total Operating Expenses      -            -      (1,545)        (1,545)
                          -------      -------    -------         ------

Net Loss from Operations $    -      $     -    $ (1,545)       $(1,545)
                          =======      =======    =======         ======

Weighted average number of
  shares  outstanding    1,000,000   1,000,000 1,000,000      1,000,000
                        ==========   ========= =========      =========

Net Loss Per Share       $ (.001)    $ (.001)    $ (.001)       $ (.001)
                          ======      ======      =======        =======


The accompanying notes are an integral part of these financial statements.

                                The Gizmo Company
                         (A Development Stage Company)
                        INTERIM STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                  (UNAUDITED)


                                    THREE   THREE     FROM         FROM
                                    MONTHS  MONTHS   JUNE 4,      JUNE 4,
                                     ENDED  ENDED     2001         2001
                                    MARCH   MARCH    (Inception) (Inception)
                                     31,      31,     to Dec 31,   to March
                                    2003     2002       2002        31, 2003
                                (UNAUDITED)(UNAUDITED)(AUDITED)  (UNAUDITED)
Cash Flows From Operating Activities:
  Net (Loss)                        $   -   $    -    $ (1,545)  $ (1,545)
  Adjustments to reconcile net loss
    to net cash used in operating
      activities:
   Stock issued for services            -        -       1,000      1,000
   Changes in assets and liabilities:
    Increase in accounts payable        -        -         -          -
    Increase in Other Assets            -        -         -          -
                                    -------  -------    ------    -------
                                        -        -       1,000      1,000
                                    -------  -------    ------    -------

Net Cash Used in Operating
       Activities                       -        -        (545)      (545)
                                    -------  -------    ------    -------

Cash Flow From Financing Activities:
  Issuance of Common Stock              -        -          -         -
  Advances from shareholder             -        -         545        545
                                    -------  -------    ------    -------
  Net Cash Provided By Financing
        Activities                      -        -         545        545
                                    -------  -------    ------    -------

Increase (Decrease) in Cash             -        -         -          -

Cash and Cash Equivalents - Beginning
    of period                           -        -         -          -
                                    -------  -------    ------    -------

Cash and Cash Equivalents - End of
       period                      $    -   $    -     $   -      $   -
                                    =======  =======    ======    =======

Supplemental Cash Flow Information:
  Interest paid                   $     -   $    -     $   -      $   -
                                    =======  =======    ======    =======
  Taxes paid                      $     -   $    -     $   -      $   -
                                    =======  =======    ======    =======

The accompanying notes are an integral part of these financial statements

                                The Gizmo Company
                         (A Development Stage Company)
              Interim Statement of Changes in Stockholders' Equity
                  FROM INCEPTION(JUNE 4, 2001) TO MARCH 31, 2003
                                  (UNAUDITED)



                                                  Deficit
                                                Accumulated
                                     Additional  During the
                     Common Stock      Paid-In   Development
                Shares   Amount        Capital     Stage        Totals
Balance - June 4,
  2001                       $    -    $    -     $     -        $     -

Stock issued for
  services        1,000,000    1,000        -           -           1,000

Net loss for
  Period               -          -         -        (1,545)       (1,545)
                  ---------   ------    -------    --------        ------
Balance - December
       31, 2001   1,000,000 $  1,000   $    -     $  (1,545)      $  (545)

Stock issued for
    Services           -          -         -           -              -

Net loss for
    period             -          -         -           -              -
                  ----------  ------    -------     -------        -------
Balance - December
   31, 2002       1,000,000 $  1,000   $    -     $  (1,545)     $   (545)

Net loss for
  Period               -          -         -           -              -
                  ---------   ------    -------     -------        -------

Balance - March
   31, 2003       1,000,000 $  1,000   $    -     $  (1,545)     $   (545)
                  =========  =======    =======    ========        =======


The accompanying notes are an integral part of these financial statements.

                                The Gizmo Company
                         (A Development Stage Company)
                     Notes To Interim Financial Statements
                                 March 31, 2003
                                  (UNAUDITED)


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

                                The Gizmo Company
                         (A Development Stage Company)
                     Notes To Interim Financial Statements
                                 March 31, 2003
                                  (Unaudited)


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

                                The Gizmo Company
                         (A Development Stage Company)
                     Notes To Interim Financial Statements
                                 March 31, 2003
                                  (Unaudited)

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
                                                          =======

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of March 31, 2003, the Company had net operating loss carryforwards of approximately $ 1,545 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2017. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

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

Results of Operations

     For the three months ended March 31, 2003 the Company has not generated any revenues. Management's efforts to date have been devoted to focusing on raising capital in order to fulfil its business objectives. To date, management has been unsuccessful. The Company has incurred operating losses to date of $1,545 and will continue to incur losses until such time as an acquisition candidate is identified and, even if successful in acquiring a business or consummating a business combination, there can be no assurance that this business will be profitable.


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


Item 6 - Exhibits and Reports on Form 8-K

         Exhibit 11     - Computation of earnings per common share - see
                           Statement of Operations

         Exhibit 99.1   - Certification by Geoff Clein, President,
                          pursuant to Section 906 of the Sorbanes-Oxley Act of 2002.

                 99.2   - Certification by Marvin Winick, Secretary/
                          Treasurer, pursuant to Section 906 of the Sorbanes -Oxley Act of 2002.




         Reports on Form 8-K - None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


The Gizmo Company


BY: /s/ GEOFF CLEIN
   ---------------------------
   Geoff Clein, President


Dated:  May 12, 2003.

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)




I, Geoff Clein, certify that;


     1. I have  reviewed  this  quarterly  report  on Form  10-QSB  of The Gizmo
Company

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registration as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





                                       /s/ Geoff Clein
                           ---------------------------------------------
                                        Geoff Clein
                                         President





May 12, 2003

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)




I, Marvin Winick, certify that;

 1. I have  reviewed  this  quarterly  report  on Form  10-QSB  of The Gizmo
Company

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registration as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





                                       /s/ Marvin Winick
                           ---------------------------------------------
                                        Marvin Winick
                                       Secretary/Treasurer




May 12, 2003

                                                                   EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



     In connection with the Quarterly Report of The Gizmo Company, a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ending March 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Geoff Clein President, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                                            /s/ Goeff Clein
                             -------------------------------------------
                                             Geoff Clein
                                             President


May 12, 2003

                                                                   EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the Quarterly Report of The Gizmo Company, a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ending March 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Marvin Winick, Secretary/Treasuer, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





                                            /s/ Marvin Winick
                             -------------------------------------------
                                             Marvin Winick
                                             Secretary/Treasurer


May 12, 2003